Form 10QSB
period 2006-06-30
NAREK PHARMACEUTICALS
filed 2006-09-08
CIK 1363584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52022

Narek Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-1131287
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

933 Mamaroneck Avenue, Suite 103
Mamaroneck, NY	10543
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 914-715-0567

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of September 7, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

NAREK PHARMACEUTICALS, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NAREK PHARMACEUTICALS, INC.
A Development Stage Company
BALANCE SHEET

Assets

June 30,2006
(Unaudited)

Current Assets
Cash	$4,191

Total Assets	$4,191

Liabilities and Stockholder’s (Deficiency)

Current Liabilities
Accounts payable and accrued expenses	$2,943

Notes payable - stockholder	31,100

Total Liabilities	34,043

Stockholder’s Deficiency
Preferred stock, $.0001 par value, 10,000,000
shares authorized; none outstanding	-
Common stock, $.0001 par value; 125,000,000 shares
authorized; 14,000,000 shares issued and outstanding	1,400
Deficit accumulated during the development stage	(31,252)

Total Stockholder’s (Deficiency)	(29,852)

Total Liabilities and Stockholder’s (Deficiency)	$4,191

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

		FOR THE PERIOD
		JANUARY 24, 2006
	THREE MONTHS ENDED	(INCEPTION)
	JUNE 30, 2006	THROUGH JUNE 30, 2006
	(UNAUDITED)	(UNAUDITED)

Revenue	$-	$-

General and administrative expenses	(15,809)	(30,809)

Loss before interest expense	(15,809)	(30,809)

Interest expense	(317)	(443)

Net loss	$(16,126)	$(31,252)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	12,848,101

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH JUNE 30, 2006

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholder’s
	Shares	Amount	Stage	(Deficiency)
Balance, January 24, 2006(inception)	-	$-	$-	$-

Issuance of 14,000,000 Shares of common stock	14,000,000	1,400	-	1,400

Net loss - January 24, 2006 through June 30, 2006 (Unaudited)	-	-	(31,252)	(31,252)

Balance, June 30, 2006 Unaudited)	14,000,000	$1,400	$(31,252)	$(29,852)

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

		FOR THE PERIOD JANUARY 24, 2006 (INCEPTION) THROUGH JUNE 30, 2006(UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

Cash flows from operating activities:

Net loss	$(16,126)	$(31,252)

Changes in assets and liabilities Increase in accounts payable and accrued expenses	317	2,943

Net cash used in operating activities	(15,809)	(28,309)

Cash flows from financing activities:

Proceeds from notes payable - stockholder	-	31,100
Proceeds from issuance of common stock	-	1,400

Net cash provided by financing activities	-	32,500

Increase (decrease) in cash	(15,809)	4,191

Cash, beginning of period	20,000	-

Cash, end of period	$4,191	$4,191

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 1 - ORGANIZATION

Narek Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on January 24, 2006.

From inception through June 30, 2006, the Company has been in the development stage, developing its business plans and raising capital. There have been no operations or revenue since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management plans to issue more shares of common stock in order to raise money and to continue to borrow funds from the existing stockholders.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash & Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2006, the Company has no cash equivalents.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company’s gross deferred tax asset of approximately $5,000 at June 30, 2006 has been fully offset by a valuation allowance. The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the capitalization of the Company’s start up costs for tax purposes.

NAREK PHARMACEUTICALS, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loss per Common Share

Basic net loss per share was computed by dividing net loss for the year by the weighted average number of shares outstanding during the year. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock method in the determination of dilutive shares outstanding during each reporting period The Company does not have any potentially dilutive instruments.

Share Based Awards

The Company follows the provisions of Statement No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R). This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards with limited exceptions. The Company has not issued any shared based awards.

Financial Instruments

The carrying amounts of financial instruments, including cash equivalents and accrued expenses approximates fair value because of their relatively short maturity. The notes payable to stockholder approximates fair value based on market rates available to the Company for financing with similar terms.

NOTE 3 - NOTES PAYABLE TO STOCKHOLDER

On February 6, 2006, the Company entered into two promissory note agreements with one of its controlling stockholders in the aggregate amount of $31,100. These loans are unsecured and accrue interest at a rate of 4.00% per annum. The promissory notes may be prepaid in whole or in part at any time or from time to time prior to the maturity date, which is December 31, 2010.

On July 13, 2006, the Company issued one 4.00% promissory note payable for $10,000, to Dr. Anna Kazanchyan, the sole officer, director and stockholder of the Company (the “Note”). The Note and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Note will reach maturity on December 31, 2010.

NAREK PHARMACEUTICALS, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 4 - CAPITAL STOCK

The total number of shares of capital stock which the Company is authorized to issue is 135,000,000, of which 125,000,000 shares are designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares are designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred Stock of the Company shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholder meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

On February 6, 2006, the Company issued 14,000,000 shares of Common Stock at a purchase price of $.0001 per share.

NOTE 5 - INTERIM FINANCIAL STATEMENTS

The accompanying Interim Financial Statements of the Company as of June 30, 2006,  for the three months then ended and for the period January 24, 2006 (Inception) to June 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.  All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB for the period January 24, 2006 (inception) through March 31, 2006.  There have been no changes in significant accounting policies since March 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since January 24, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On July 13, 2006, the Company issued one 4% promissory note payable for $10,000, to Dr. Anna Kazanchyan, the sole officer, director and stockholder of the Company (the “Note”). The Note and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Note will reach maturity on December 31, 2010.
.
Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 26, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2006
NAREK PHARMACEUTICALS, INC.

	By:	/s/ Anna Kazanchyan, M.D.
Name: Anna Kazanchyan, M.D.
Title: President

3