Form 10QSB
period 2007-03-31
NAREK PHARMACEUTICALS
filed 2007-05-15
CIK 1363584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NAREK PHARMACEUTICALS, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of March 31, 2007 (unaudited)	F-1

Statements of Operations for the three months ended March 31, 2007	F-2
(unaudited), the Period from January 24, 2006 (inception) through March 31, 2006 and the Cumulative Period from Inception (January 24, 2006) through March 31, 2007 (unaudited)

Statement of Stockholder’s Deficiency for the Period from Inception	F-3
(January 24, 2006) through March 31, 2007 (unaudited)

Statements of Cash Flows for the three months ended March 31, 2007	F-4
(unaudited), the Period from January 24, 2006 (inception) through March 31, 2006 and the Cumulative Period from Inception (January 24, 2006) through March 31, 2007 (unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEET

March 31, 2007
(Unaudited)

Assets

Current Assets
Cash	$728

Total Assets	$728

Liabilities and Stockholder's (Deficiency)

Current Liabilities
Accrued expenses	$8,500

Other Liabilities
Notes payable - stockholder	44,600
Accrued interest payable	1,657
Total Other Liabilities	46,257

Total Liabilities	54,757

Stockholder's Deficiency
Preferred stock, $.0001 par value, 10,000,000
shares authorized; none outstanding	-
Common stock, $.0001 par value; 125,000,000 shares
authorized; 14,000,000 shares issued and outstanding	1,400
Deficit accumulated during the development stage	(55,429)

Total Stockholder's (Deficiency)	(54,029)

Total Liabilities and Stockholder's (Deficiency)	$728

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31, 2007	FOR THE PERIOD JANUARY 24, 2006 (INCEPTION) THROUGH MARCH 31, 2006	FOR THE PERIOD JANUARY 24, 2006 (INCEPTION) THROUGH MARCH 31, 2007
	(UNAUDITED)		(UNAUDITED)

Revenue	$-	$-	$-

General and administrative expenses	$(8,919)	$(15,000)	$(53,772)

Loss before interest expense	(8,919)	(15,000)	(53,772)

Interest expense	(414)	(126)	(1,657)

Net loss	$(9,333)	$(15,126)	$(55,429)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	11,242,424

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH MARCH 31, 2007

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholder's
	Shares	Amount	Stage	(Deficiency)
Balance, January 24, 2006 (inception)	-	$-	$-	$-

Issuance of 14,000,000 shares of common stock	14,000,000	1,400	-	1,400

Net loss - January 24, 2006 through December 31, 2006	-	-	(46,096)	(46,096)

Balance, December 31, 2006	14,000,000	$1,400	$(46,096)	$(44,696)

Net loss - January 1, 2007 through March 31, 2007 (Unaudited)	-	-	(9,333)	(9,333)
Balance, March 31, 2007 (Unaudited)	14,000,000	$1,400	$(55,429)	$(54,029)

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2007	FOR THE PERIOD JANUARY 24, 2006 (INCEPTION) THROUGH MARCH 31, 2006	FOR THE PERIOD JANUARY 24, 2006 (INCEPTION) THROUGH MARCH 31, 2007
	(UNAUDITED)		(UNAUDITED)

Cash flow from operating activities:

Net loss	$(9,333)	$(15,126)	$(55,429)
Changes in assets and liabilities
Increase in accrued expenses	5,000		8,500
Increase in accrued interest payable	414	2,626	1,657

Net cash used in operating activities	(3,919)	(12,500)	(45,272)

Cash flow from financing activities:

Proceeds from notes payable - stockholder	3,500	31,100	44,600
Proceeds from issuance of common stock	-	1,400	1,400

Net cash provided by financing activities	3,500	32,500	46,000

Increase (Decrease) in cash	(419)	20,000	728

Cash, beginning of period	1,147	-	-

Cash, end of period	$728	$20,000	$728

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS,INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1 - OPERATIONS

Narek Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on January 24, 2006.

The Company has been in the development stage since its inception, developing its business plans and seeking potential merger targets. There have been no operations or revenue since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a deficit accumulated during the development stage and deficiencies in stockholder’s equity and working capital at March 31, 2007 Management plans to issue more shares of common stock in order to raise money and to continue to borrow funds from the existing stockholder until a merger can be consummated. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

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

Cash & Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2007, the Company has no cash equivalents.

NAREK PHARMACEUTICALS,INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company’s gross deferred tax asset of approximately $12,000 at March 31, 2007 has been fully offset by a valuation allowance.

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

NAREK PHARMACEUTICALS,INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 3 - NOTES PAYABLE TO STOCKHOLDER - continued

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

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 is effective January 1, 2008. The Company has not yet determined what the effect will be, if any, on its financial statements.

NAREK PHARMACEUTICALS,INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS - continued

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 6 - INTERIM FINANCIAL STATEMENTS

The accompanying Interim Financial Statements of the Company as of March 31, 2007 and for the period January 24, 2006 (inception) through March 31, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the period January 24, 2006 (inception) through December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Narek Pharmaceuticals, Inc. (the “Company”) has not realized any revenues from operations since January 24, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

1

Item 5. Other Information.

On March 16, 2007, the Company issued one 8.25% promissory note payable for $3,500, to Dr. Anna Kazanchyan (the “Note”). The Note and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Note will reach maturity on March 16, 2009.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 26, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	NAREK PHARMACEUTICALS, INC.

	By:	/s/ Anna Kazanchyan, M.D.
Name: Anna Kazanchyan, M.D.
Title: President

3