Form 10QSB
period 2007-09-30
NAREK PHARMACEUTICALS
filed 2007-11-19
CIK 1363584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52022

Narek Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-1131287
______________________ (State or other jurisdiction of	____________ (I.R.S. employer
incorporation or organization)	identification number)

933 Mamaroneck Avenue, Suite 103
Mamaroneck, NY	10543
______________________ (Address of principal executive offices)	____________ (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 19, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NAREK PHARMACEUTICALS, INC.

- INDEX -

PART I - FINANCIAL INFORMATION:

Page
Item 1. Financial Statements:

Balance Sheet as of September 30, 2007 (Unaudited)	F-1

Statements of Operations (Unaudited) for the Three Months Ended September 30, 2007	F-2
and 2006, for the Six Months Ended September 30, 2007, for the Period January 24,
2006 (Inception) Through September 30, 2006 and for the Period January 24, 2006
(Inception) Through September 30, 2007

Statement of Stockholder’s Deficiency for the Period January 24, 2006 (Inception)	F-3
Through September 30, 2007 (Unaudited)

Statements of Cash Flows for the Six Months Ended September 30, 2007 (Unaudited),	F-4
for the Period January 24, 2006 (Inception) Through September 30, 2006
(Unaudited) and for the Period January 24, 2006 (Inception) Through
September 30, 2007 (Unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEET

Assets
September 30, 2007
(UNAUDITED)

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

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
		FOR THE PERIOD	FOR THE PERIOD
		JANUARY 24, 2006	JANUARY 24, 2006
	FOR THE NINE	(INCEPTION)	(INCEPTION)
	MONTHS ENDED SEPTEMBER 30, 2007	THROUGH SEPTEMBER 30, 2006	THROUGH SEPTEMBER 30, 2007

Revenue	$-	$-	$-

General and administrative expenses	$23,295	$28,559	$55,648

Loss before interest expense	(23,295)	(28,559)	(55,648)

Interest expense	1,686	787	2,929

Net loss	$(24,981)	$(29,346)	$(58,577)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	12,848,101

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006

Revenue	$-	$-

General and administrative expenses	7,208	10,250

Loss before interest expense	(7,208)	(10,250)

Interest expense	682	345

Net loss	$(7,890)	$(10,595)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	14,000,000

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH SEPTEMBER 30, 2007

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholder's
	Shares	Amount	Stage	(Deficiency)
Balance, January 24, 2006 (inception)	-	$-	$-	$-

Issuance of 14,000,000 shares of common stock	14,000,000	1,400	-	1,400

Net loss - January 24, 2006 through December 31, 2006	-	-	(46,095)	(46,095)

Balance, December 31, 2006	14,000,000	1,400	(46,095)	(44,695)

Net loss - January 1, 2007 through September 30, 2007 (Unaudited)	-	-	(24,981)	(24,981)

Balance, September 30, 2007 (Unaudited)	14,000,000	$1,400	$(71,076)	$(69,676)

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		FOR THE PERIOD	FOR THE PERIOD
		JANUARY 24, 2006	JANUARY 24, 2006
		(INCEPTION)	(INCEPTION)
	NINE MONTHS ENDED SEPTEMBER 30, 2007	THROUGH SEPTEMBER 30, 2006	THROUGH SEPTEMBER 30, 2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Cash flows from operating activities:

Net loss	$(24,981)	$(29,346)	$(71,076)
Changes in assets and liabilities
Increase (Decrease) in accrued expenses	(2,000)	2,943	1,500
Increase in accrued interest payable	1,686	-	2,929

Net cash used in operating activities	(25,295)	(26,403)	(66,647)

Cash flows from financing activities:

Proceeds from notes payable - stockholder	28,500	41,100	69,600
Proceeds from issuance of common stock	-	1,400	1,400

Net cash provided by financing activities	28,500	42,500	71,000

Increase in cash	3,205	16,097	4,353

Cash, beginning of period	1,147	-	-

Cash, end of period	$4,352	$16,097	$4,353

See notes to unaudited financial statements.

NAREK PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

NOTE 1 - OPERATIONS

Narek Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on January 24, 2006.

The Company has been in the development stage since its inception, developing its business plans and seeking potential merger targets. There have been no operations or revenue since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a deficit accumulated during the development stage and deficiencies in stockholder’s equity and working capital at September 30, 2007. Management plans to issue more shares of common stock in order to raise money and to continue to borrow funds from the existing stockholder until a merger can be consummated. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

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

Cash & Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2007, the Company has no cash equivalents.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company’s gross deferred tax asset of approximately $15,000 at September 30, 2007 has been fully offset by a valuation allowance.

NAREK PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

NOTE 3 - NOTES PAYABLE TO STOCKHOLDER

On February 6, 2006 and July 13, 2006, the Company issued 4.00% promissory notes payable for $31,100 and $10,000, respectively, to Dr. Anna Kazanchyan, the Company’s sole officer, director and stockholder. The Notes and all accrued interest mature upon completion of merger, and if no merger is consummated, then the Notes will reach maturity on December 31, 2010.

On March 16, 2007, the Company issued the same person a 8.25% promissory note payable for $3,500. This note and all accrued interest mature at the earlier of completion of merger at maturity on or before March 16, 2009.

On May 30, 2007, the Company issued the same person a 8.25% promissory note payable for $15,000. This note and all accrued interest mature at the earlier of completion of merger or May 30, 2009.

On August 20, 2007, an additional amount of $10,000 was loaned from the sole officer, director and stockholder of the Company. This amount plus accrued interest is payable upon completion of merger.

NAREK PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

NAREK PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 6 - INTERIM FINANCIAL STATEMENTS

The accompanying Interim Financial Statements of the Company as of September 30, 2007, and for the period from January 24, 2006 (inception) through September 30, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

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

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 26, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAREK PHARMACEUTICALS, INC.

Date: November 19, 2007	By:	/s/ Jason Rogers
Name: Jason Rogers
Title: President

3