Form 10QSB/A
period 2007-09-30
NAREK PHARMACEUTICALS
filed 2008-01-22
CIK 1363584

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

NAREK PHARMACEUTICALS, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of September 30, 2007 (Not Reviewed)	F-1

Statements of Operations (Not Reviewed) for the Three Months Ended September 30, 2007	F-2
and 2006, for the Six Months Ended September 30, 2007, for the Period January 24,
2006 (Inception) Through September 30, 2006 and for the Period January 24, 2006
(Inception) Through September 30, 2007

Statement of Stockholder’s Deficiency for the Period January 24, 2006 (Inception)	F-3
Through September 30, 2007 (Not Reviewed)

Statements of Cash Flows for the Six Months Ended September 30, 2007 (Not Reviewed),	F-4
for the Period January 24, 2006 (Inception) Through September 30, 2006
(Not Reviewed) and for the Period January 24, 2006 (Inception) Through
September 30, 2007 (Not Reviewed)

Notes to Not Reviewed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEET

Assets
September 30, 2007
(NOT REVIEWED)

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

See notes to Not Reviewed financial statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Not Reviewed)

		FOR THE PERIOD	FOR THE PERIOD
		JANUARY 24, 2006	JANUARY 24, 2006
	FOR THE NINE	(INCEPTION)	(INCEPTION)
	MONTHS ENDED	THROUGH	THROUGH
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006	SEPTEMBER 30, 2007

Revenue	$-	$-	$-

General and administrative expenses	$23,295	$28,559	$55,648

Loss before interest expense	(23,295)	(28,559)	(55,648)

Interest expense	1,686	787	2,929

Net loss	$(24,981)	$(29,346)	$(58,577)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	12,848,101

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006

Revenue	$-	$-

General and administrative expenses	7,208	10,250

Loss before interest expense	(7,208)	(10,250)

Interest expense	682	345

Net loss	$(7,890)	$(10,595)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	14,000,000	14,000,000

See notes to Not Reviewed financial statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD JANUARY 24, 2006 (Inception) THROUGH SEPTEMBER 30, 2007

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholder's
	Shares	Amount	Stage	(Deficiency)
Balance, January 24, 2006 (inception)	-	$-	$-	$-

Issuance of 14,000,000 shares of common stock	14,000,000	1,400	-	1,400

Net loss - January 24, 2006 through December 31, 2006	-	-	(46,095)	(46,095)

Balance, December 31, 2006	14,000,000	1,400	(46,095)	(44,695)

Net loss - January 1, 2007 through September 30, 2007 (Not Reviewed)	-	-	(24,981)	(24,981)

Balance, September 30, 2007 (Not Reviewed)	14,000,000	$1,400	$(71,076)	$(69,676)

See notes to Not Reviewed financial statements.

NAREK PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		FOR THE PERIOD	FOR THE PERIOD
		JANUARY 24, 2006	JANUARY 24, 2006
	NINE MONTHS	(INCEPTION)	(INCEPTION)
	ENDED	THROUGH	THROUGH
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006	SEPTEMBER 30, 2007
	(NOT REVIEWED)	(NOT REVIEWED)	(NOT REVIEWED)

Cash flows from operating activities:

Net loss	$(24,981)	$(29,346)	$(71,076)
Changes in assets and liabilities
Increase (Decrease) in accrued expenses	(2,000)	2,943	1,500
Increase in accrued interest payable	1,686	-	2,929

Net cash used in operating activities	(25,295)	(26,403)	(66,647)

Cash flows from financing activities:

Proceeds from notes payable - stockholder	28,500	41,100	69,600
Proceeds from issuance of common stock	-	1,400	1,400

Net cash provided by financing activities	28,500	42,500	71,000

Increase in cash	3,205	16,097	4,353

Cash, beginning of period	1,147	-	-

Cash, end of period	$4,352	$16,097	$4,353

See notes to Not Reviewed financial statements.

NAREK PHARMACEUTICALS,INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(NOT REVIEWED)

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

These financial statements have not been reviewed by an independent registered public accounting firm.

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
(NOT REVIEWED)

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
(NOT REVIEWED)

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
(NOT REVIEWED)

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

The Company intends to issue a 10QSB/A with reviewed financial statements after the financials have been reviewed by an independent registered public accounting firm.

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

Date: November 19, 2007	NAREK PHARMACEUTICALS, INC.

By: /s/ Jason Rogers
Name: Jason Rogers
Title: President

3